Form 10-K/A
period 1998-12-31
MERRILL LYNCH MOR INV FRST FRAN MOR LN AS BK CER SR 1998-FF2
filed 1999-11-05
CIK 1072803

SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549


                                    FORM 10-K/A

[X]      Annual  report  pursuant  to  Section  13 or  15(d)  of the Securities
         Exchange   Act  of  1934  for  the  period  from   September  25,  1998
         (Commencement of Operations) to December 31, 1998

[  ]     Transition report pursuant to Section 13 or 15(d) of the
         Securities Exchange Act of 1934 for the transition period from   to


                        Commission File Number  333-07569

                       MERRILL LYNCH MORTGAGE INVESTORS, INC.
             (Exact name of registrant as specified in its charter)

         Delaware                                          13-5674085
(State or other jurisdiction of                           I.R.S. Employer
incorporation or organization)                            Identification No.)

250 Vesey Street, World Financial Center,
North Tower, 17th Floor
New York, New York                                       10281-1310
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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K/A or any amendment to this Form 10-K/A.  [X]

Documents incorporated by reference:  None

                                   Page 1 of 5
             This report consists 9 of consecutively numbered pages.

                    Amendment Number 1 of 1

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


                                    THE CHASE MANHATTAN BANK,
                                    not in its individual capacity but solely as Trustee under the Agreement referred to herein



Date:  November 5, 1999            By:  /s/Thomas Provenzano
                                    -----------------------------
                                    Thomas Provenzano
                                    Vice President

                                 EXHIBIT INDEX

Exhibit     Description                                               Page

 99.1       Servicer's Annual Statement of Compliance                  6

 99.2       Servicer's Annual Independent Accountant's Report          8

EXHIBIT 99.1 - Servicer's Annual Statement of Compliance

Litton Loan Servicing LP                                Telephone:  713/960-9676
5373 West Alabama, Suite 600                                  Fax:  713/960-0539
Houston, Texas  77056

                                                             April 9, 1999

Structured Finance Services
Chase Manhattan Bank
450 W. 33rd Street
New York, NY 10001

Subject: Mortgage Loan Asset Backed Certificates, Series 1998-FF2; and the Pooling and Servicing Agreement Dated as of September 1, 1998 Between Merrill Lynch Mortgage Investors, Inc., Litton Loan Servicing, Inc., and The Chase Manhattan Bank

To Whom It May Concern:

The undersigned officer of Litton Loan Servicing LP (successor in interest to Litton Loan Servicing, Inc.) certifies that a review of the servicing activity for the year ended December 31, 1998 has been completed and that there were no defaults or exceptions to the requirements of the subject agreement between the above-listed parties. Litton Loan Servicing LP hereby certifies that:

1. All ad valorem taxes have been paid when due and without penalty to the trust.

2. All assessments and ground rents of whatsoever kind or nature have been paid so as to prevent their taking priority to the purchase money lien or lien to which the trust is entitled.

3. All casualty insurance has been paid without lapse in coverage and in an amount sufficient to prevent the application of a co-insurance clause.

4. Flood insurance as required by the National Flood Insurance Act of 1994, P.L. 103-325 $ 511, if any, has been maintained without lapse.

5. Errors and Omissions Insurance is in force in amounts sufficient to meet the requirements of Federal National Mortgage Association, Federal Home Loan Mortgage Corporation, and the terms of the subject agreement.

6. Litton Loan Servicing LP has timely filed the required IRS informational returns including the forms 1098, 1099(A), and those required by code sections 6050(h)(j)(p) for the year ended December 31, 1998.

7. Litton  Loan   Servicing  LP  has  not committed any act or omitted to act in any manner that would cause the trust to lose the REMIC tax treatment.

8. All other terms and requirements of the Servicing Agreement between the above parties have been complied with except as noted on the attachment to this letter, if any.


Sincerely,

Litton Loan Servicing LP



By:  /s/  Janice McClure
Janice McClure
Senior Vice President

EXHIBIT 99.2 - Servicer's Annual Independent Accountant's Report

Deloitte & Touche, LLP                                   Telephone: 713/982-2000
Suite 2300                                               Facsimile: 713/892-2001
333 Clay Street
Houston, Texas  77002-4196


INDEPENDENT AUDITORS' REPORT

To the Board of Directors of
     Litton Loan Servicing LP:

     We have examined management's assertion about Litton Loan Servicing LP's (the "Company") compliance with the minimum servicing standards identified in the Mortgage Bankers Association of America's Uniform Single Attestation Program for Mortgage Bankers as of and for the year ended December 31, 1998, included in the accompanying management assertion. Management is responsible for the Company's compliance with those minimum servicing standards. Our responsibility is to express an opinion on management's assertion about the Company's compliance based on our examination.

     Our examination was made in accordance with standards established by the American Institute of Certified Public Accountants and, accordingly, included examining, on a test basis, evidence about the Company's compliance with minimum servicing standards and performing such other procedures as we considered necessary in the circumstances. We believe that our examination provides a reasonable basis for our opinion. Our examination does not provide a legal determination of the Company's compliance with the minimum servicing standards.

     In our opinion, Management's assertion that the Company complied with the aforementioned minimum servicing standards as of and for the year ended December 31, 1998 is fairly stated, in all material respects.



/s/ Deloitte & Touche, LLP
Houston, Texas  January 5, 1999